Form 10-K
period 1998-12-31
TMS MORTGAGE INC; MONEY STORE D C INC; MONEY STORE KENTUCKY INC; MONEY STORE MINNESOTA INC; MONEY STORE HOME EQUITY CORP
filed 1999-03-31
CIK 906561, 880996, 881034, 881037, 881039

----------------------------
                                                         OMB APPROVAL
                                                ----------------------------
                                                OMB Number:     3235-0063
                                                Expires:        May 31, 2000
                                                Estimated average burden
                                                hours per response 1711.00
                                                ----------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        Commission file number 033-32775

THE MONEY STORE TRUST 1998-A AND THE ORIGINATORS AS LISTED BELOW (UNDER A POOLING AND SERVICING AGREEMENT, DATED AS OF FEBRUARY 28, 1998 PROVIDING FOR THE ISSUANCE OF THE MONEY STORE HOME EQUITY ASSET BACKED CERTIFICATES SERIES 1998-A).

                          THE MONEY STORE TRUST 1998-A
                                TMS MORTGAGE INC.
                            THE MONEY STORE/D.C. INC.
                          THE MONEY STORE/KENTUCKY INC.
                        THE MONEY STORE HOME EQUITY CORP.
                         THE MONEY STORE/MINNESOTA INC.
             (Exact name of registrant as specified in its charter)

        *                                        *
(State or other jurisdiction               (Trust I.R.S. Employer
of incorporation or organization)            Identification No.)

707 THIRD STREET, WEST SACRAMENTO, CALIFORNIA           95605
(Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code (916) 617-1000

                        * See Schedule A attached hereto.

                            Schedule A

                                   State of             IRS Employer
Registrant                        Incorporation          Id Number

TMS Mortgage Inc.                  New Jersey           22-3217781
The Money Store/D.C. Inc.          D.C.                 22-2133027
The Money Store/Kentucky Inc.      Kentucky             22-2459832
The Money Store Home Equity Corp.  Kentucky             22-2522232
The Money Store/Minnesota Inc.     Minnesota            22-3003495

           Securities registered pursuant to section 12(g) of the Act:

                                      NONE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 |X| Yes      |_|  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of thiS chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      Not Applicable.

State the aggregate market value of the Voting Stock held by non-affiliates of the registrant.

      Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1996.

      Not Applicable

This Annual Report on Form 10-K is filed pursuant to a request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing, dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.


                                     PART I

ITEM 1. BUSINESS

       Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 2. PROPERTIES

Reference is made to the Annual Compliance Certificate attached hereto as
Exhibit 20.

Reference is made to the Annual Statement attached hereto as Exhibit 13.

ITEM 3. LEGAL PROCEEDINGS

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established trading market for Registrant's securities subject to this filing.

Number of holders of record of the Certificates as of March 10, 1999: 162

ITEM 6. SELECTED FINANCIAL DATA

       Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Reference is made to the Annual Compliance Certificate attached as
       Exhibit 20.

       Reference is made to the annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion, and attached as Exhibit 99 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 11. EXECUTIVE COMPENSATION

       Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following information is furnished as of March 10, 1999 as to each Certificateholder of record of more than 5% of the Certificates:

                                                          Amount of
                             Name and Address of         Security of
Title of Class               Beneficial Owner            Beneficial        % of
                                                           Owner           Class

The Money Store Trust       The Bank of New York            32,225,000      24.6
Asset-Backed Certificates,  925 Patterson Plank Rd.
Series 1998-A,              Secaucus, NJ 07094
Class AF-1
                             Chase Manhattan Bank           81,000,000      61.8
                             4 New York Plaza, 13th Floor
                             New York, NY 10004

                             State Street Bank and           9,000,000       6.9
                             Trust Company
                             Global Corp. Action
                             Dept. JAB5W
                             P.O. Box 1631
                             Boston, MA 02105-1631


                                                           Amount of
                             Name and Address of           Security of
Title of Class               Beneficial Owner               Beneficial      % of
                                                              Owner        Class

The Money Store Trust        Boston Safe Deposit             4,100,000       6.2
Asset-Backed                 and Trust Company
Certificates,                c/o Mellon Bank N.A.
Series 1998-A,               Three Mellon Bank
Class AF-2                   Center, Room 153-3015
                             Pittsburgh, PA 15259

                             Chase Manhattan Bank           53,000,000      80.3
                             4 New York Plaza, 13th Floor
                             New York, NY 10004

                            State Street Bank and            7,300,000      11.1
                            Trust Company
                            Global Corp. Action
                            Dept. JAB5W
                            P.O. Box 1631
                            Boston, MA 02105-1631

                                                           Amount of
                            Name and Address of            Security of
Title of Class              Beneficial Owner               Beneficial       % of
                                                           Owner           Class

The Money Store Trust       The Bank of New York            14,000,000      11.7
Asset-Backed                925 Patterson Plank Rd.
Certificates,               Secaucus, NJ 07094
Series 1998-A,
Class AF-3
                            Bankers Trust Company           15,000,000      12.5
                            c/o BT Services
                            Tennessee Inc.
                            648 Grassmere Park Drive
                            Nashville, TN 37211

                            Bankers Trust Company           13,500,000     11.3
                            /First Union Safekeeping
                            Dealer Clearance
                            16 Wall Street, 5th Floor
                            New York, NY 10005

                            Chase Manhattan Bank            10,500,000      8.8
                            4 New York Plaza, 13th Floor
                            New York, NY 10004

                            Prudential Securities           17,000,000     14.2
                            Incorporated
                            Issuer Services
                            c/o ADP Proxy Services
                            51 Mercedes Way
                            Edgewood, NY 11717

                            State Street Bank and           21,000,000      17.5
                            Trust Company
                            Global Corp. Action
                            Dept. JAB5W
                            P.O. Box 1631
                            Boston, MA 02105-1631

                                                           Amount of
                            Name and Address of            Security of
Title of Class              Beneficial Owner               Beneficial       % of
                                                             Owner         Class

The Money Store Trust       Chase Manhattan Bank            13,350,000      29.7
Asset-Backed                4 New York Plaza, 13th Floor
Certificates,               New York, NY 10004
Series 1998-A,
Class AF-4
                            The Northern Trust Company       7,355,000      16.3
                            801 S. Canal C-IN
                            Chicago, IL 60607

                            PNC Bank, N.A./Pittsburgh       12,500,000      27.8
                            One PNC Plaza, 9th Floor,
                            249 Fifth Avenue
                            Pittsburgh, PA 15222-7707

                            State Street Bank and            4,250,000       9.4
                            Trust Company
                            Global Corp. Action
                            Dept. JAB5W
                            P.O. Box 1631
                            Boston, MA 02105-1631


                                                            Amount of
                            Name and Address of             Security of
Title of Class              Beneficial Owner                Beneficial      % of
                                                              Owner        Class

The Money Store Trust       Bankers Trust Company            5,150,000       8.7
Asset-Backed                c/o BT Services
Certificates,               Tennessee Inc.
Series 1998-A,              648 Grassmere Park Drive
Class AF-5                  Nashville, TN 37211

                            Boston Safe Deposit and          5,600,000       9.5
                            Trust Company
                            c/o Mellon Bank N.A.
                            Three Mellon Bank
                            Center, Room 153-3015
                            Pittsburgh, PA 15259

                            Chase Manhattan Bank            15,430,000      26.2
                            4 New York Plaza, 13th Floor
                            New York, NY 10004

                            Chase Manhattan                 10,945,000     18.55
                            Bank/MSTC
                            One Pierrepont Plaza, 8th Floor
                            Brooklyn, NY 11201

                            State Street Bank and           10,980,000      18.6
                            Trust Company
                            Global Corp. Action
                            Dept. JAB5W
                            P.O. Box 1631
                            Boston, MA 02105-1631

                                                           Amount of
                            Name and Address of            Security of
Title of Class              Beneficial Owner                Beneficial      % of
                                                              Owner        Class

The Money Store Trust       The Bank of New York            16,670,000      38.8
Asset-Backed                925 Patterson Plank Rd.
Certificates,               Secaucus, NJ 07094
Series 1998-A,
Class AF-6
                            Chase Manhattan Bank            20,500,000      47.7
                            4 New York Plaza, 13th Floor
                            New York, NY 10004

                                                            Amount of
                            Name and Address of             Security of
Title of Class              Beneficial Owner                Beneficial      % of
                                                              Owner        Class

The Money Store Trust       Bankers Trust Company           17,500,000      35.7
Asset-Backed                c/o BT Services
Certificates,               Tennessee Inc.
Series 1998-A,              648 Grassmere Park Drive
Class AF-7                  Nashville, TN 37211

                            The Northern Trust Company       7,540,000      15.4
                            801 S. Canal C-IN
                            Chicago, IL 60607

                            State Street Bank and           11,500,000      23.5
                            Trust Company
                            Global Corp. Action
                            Dept. JAB5W
                            P.O. Box 1631
                            Boston, MA 02105-1631

                            U.S. Bank National Association   5,000,000      10.2
                            MPFP 1603 Proxy Unit
                            601 Second Avenue South
                            Minneapolis, MN 55402

                                                             Amount of
                            Name and Address of             Security of
Title of Class              Beneficial Owner                 Beneficial    % of
                                                               Owner       Class

The Money Store Trust       The Bank of New York            30,000,000      100%
Asset-Backed 925            Patterson Plank Rd.
Certificates,               Secaucus, NJ 07094
Series 1998-A,
Class AF-8


                                                            Amount of
                            Name and Address of             Security of
Title of Class              Beneficial Owner                Beneficial      % of
                                                              Owner        Class

The Money Store Trust       The Bank of New York             1,965,000       7.3
Asset-Backed                925 Patterson Plank Rd.
Certificates,               Secaucus, NJ 07094
Series 1998-A,
Class AF-9
                            Bankers Trust Company            1,661,000       6.2
                            c/o BT Services
                            Tennessee Inc.
                            648 Grassmere Park Drive
                            Nashville, TN 37211

                            Boston Safe Deposit and          1,577,000       5.8
                            Trust Company
                            c/o Mellon Bank N.A.
                            Three Mellon Bank
                            Center, Room 153-3015
                            Pittsburgh, PA 15259

                            Chase Manhattan Bank            10,000,000      37.0
                            4 New York Plaza, 13th Floor
                            New York, NY 10004

                            Firstar Trust Company            5,000,000      18.5
                            777 E. Wisconsin Avenue
                            Milwaukee, WI 53202

                                                             Amount of
                            Name and Address of             Security of
Title of Class              Beneficial Owner                 Beneficial     % of
                                                               Owner       Class

The Money Store Trust       Bankers Trust Company           31,450,000       5.9
Asset-Backed                c/o BT Services
Certificates,               Tennessee Inc.
Series 1998-A,              648 Grassmere Park Drive
Class AV-1                  Nashville, TN 37211

                            Boston Safe Deposit and         34,375,000       6.5
                            Trust Company
                            c/o Mellon Bank N.A.
                            Three Mellon Bank Center,
                            Room 153-3015
                            Pittsburgh, PA 15259

                            Chase Manhattan Bank           209,000,000      39.4
                            4 New York Plaza, 13th Floor
                            New York, NY 10004

                            Citibank, N.A.                  45,428,042       8.6
                            P.O. Box 30576
                            Tampa, FL 33630-3576

                            State Street Bank and          124,371,958      23.5
                            Trust Company
                            Global Corp. Action
                            Dept. JAB5W
                            P.O. Box 1631
                            Boston, MA 02105-1631

                                                           Amount of
                            Name and Address of            Security of
Title of Class              Beneficial Owner               Beneficial       % of
                                                             Owner         Class

The Money Store Trust       The Bank of New York             5,000,000       9.0
Asset-Backed Certificates,  925 Patterson Plank Rd.
Series 1998-A,              Secaucus, NJ 07094
Class AH-1
                            Boston Safe Deposit and         12,000,000      21.6
                            Trust Company
                            c/o Mellon Bank N.A.
                            Three Mellon Bank Center,
                            Room 153-3015
                            Pittsburgh, PA 15259

                            Chase Manhattan Bank            10,023,000      18.1
                            4 New York Plaza, 13th Floor
                            New York, NY 10004

                           State Street Bank and            25,500,000      45.9
                           Trust Company
                           Global Corp. Action
                           Dept. JAB5W
                           P.O. Box 1631
                           Boston, MA 02105-1631


                                                          Amount of
                           Name and Address of            Security of
Title of Class             Beneficial Owner                Beneficial       % of
                                                             Owner         Class

The Money Store Trust      Chase Manhattan Bank             12,685,000      100%
Asset-Backed Certificates, 4 New York Plaza, 13th Floor
Series 1998-A,             New York, NY 10004
Class AH-2


                                                           Amount of
                           Name and Address of             Security of
Title of Class             Beneficial Owner                Beneficial       % of
                                                              Owner        Class

The Money Store Trust      The Bank of New York             14,307,000      48.8
Asset-Backed Certificates, 925 Patterson Plank Rd.
Series 1998-A,             Secaucus, NJ 07094
Class AH-3
                           PNC Bank, National                2,500,000       8.5
                           Association
                           1835 Market Street
                           11 Penn Center, 15th Floor
                           Philadelphia, PA 19103

                           The Provident Bank                1,500,000       5.1
                           One East Fourth Street
                           Mail Stop 666D
                           Cincinnati, OH 45202

                           State Street Bank and             8,600,000      29.3
                           Trust Company
                           Global Corp. Action
                           Dept. JAB5W
                           P.O. Box 1631
                           Boston, MA 02105-1631

                                                             Amount of
                           Name and Address of               Security of
Title of Class             Beneficial Owner                   Beneficial    % of
                                                                Owner      Class

The Money Store Trust      The Bank of New York              7,906,000      75.9
Asset-Backed Certificates, 925 Patterson Plank Rd.
Series 1998-A,             Secaucus, NJ 07094
Class AH-4
                           Investors Bank & Trust/           1,500,000      14.4
                           M.F. Custody
                           200 Clarendon Street
                           15th Floor-Hancock Tower
                           Boston, MA 02116

                           The Northern Trust Company        1,000,000       9.6
                           801 S. Canal C-IN
                           Chicago, IL 60607


                                                            Amount of
                           Name and Address of             Security of
Title of Class             Beneficial Owner                 Beneficial      % of
                                                              Owner        Class

The Money Store Trust      The Bank of New York             13,000,000      70.2
Asset-Backed Certificates, 925 Patterson Plank Rd.
Series 1998-A,             Secaucus, NJ 07094
Class AH-5
                           LaSalle National Bank             1,035,000       5.6
                           c/o ADP Proxy Services

                           The Northern Trust Company        1,400,000       7.6
                           801 S. Canal C-IN
                           Chicago, IL 60607

                                                            Amount of
                           Name and Address of              Security of
Title of Class             Beneficial Owner                  Beneficial     % of
                                                              Owner        Class

The Money Store Trust      The Bank of New York              4,000,000      32.3
Asset-Backed Certificates, 925 Patterson Plank Rd.
Series 1998-A,             Secaucus, NJ 07094
Class MH-1
                           Citibank, N.A.                    3,375,000      27.3
                           P.O. Box 30576
                           Tampa, FL 33630-3576

                           Firstar Trust Company             1,000,000       8.1
                           777 E. Wisconsin Avenue
                           Milwaukee, WI 53202

                           Suntrust Bank, Atlanta            4,000,000      32.3
                           303 Peachtree St.,14th Floor
                           MC#3141
                           Atlanta, GA 30308

                                                             Amount of
                           Name and Address of              Security of
Title of Class             Beneficial Owner                  Beneficial     % of
                                                               Owner       Class

The Money Store Trust      The Bank of New York              6,000,000      47.7
Asset-Backed Certificates, 925 Patterson Plank Rd.
Series 1998-A,             Secaucus, NJ 07094
Class MH-2
                           PNC Bank, National Association    2,000,000      15.9
                           1835 Market Street
                           11 Penn Center, 15th Floor
                           Philadelphia, PA 19103

                           State Street Bank and             4,581,000      36.4
                           Trust Company
                           Global Corp. Action
                           Dept. JAB5W
                           P.O. Box 1631
                           Boston, MA 02105-1631


                                                           Amount of
                           Name and Address of            Security of
Title of Class             Beneficial Owner                Beneficial       % of
                                                             Owner         Class

The Money Store Trust      Chase Manhattan Bank             13,613,000      100%
Asset-Backed Certificates, 4 New York Plaza, 13th Floor
Series 1998-A,             New York, NY 10004
Class BH-1


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       (a) None

       (b)-(d) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)
      1. The consolidated financial statements of MBIA Insurance Corporation (the surety provider for The Money Store Trust Asset Backed Certificates, Series 1998-A) and subsidiaries contained in the annual report on form 10-K for the year ended December 31, 1998 which has been filed with the SEC by MBIA Inc. on March 26, 1999 is hereby incorporated herein by reference.

      2.   Not applicable

      3.   Exhibits

          13.  Annual Statement

          20.  Annual Compliance Certificate

           99. Annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion.

  (b)-(d) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 31st day of March, 1999.

                                 TMS MORTGAGE INC.
                                 THE MONEY STORE/D.C. INC.
                                 THE MONEY STORE/KENTUCKY INC.
                                 THE MONEY STORE HOME EQUITY CORP.
                                 THE MONEY STORE/MINNESOTA INC.


                                   By:  /s/ JAMES RANSOM
                                        ------------------------------
                                        James Ransom
                                        Chief Accounting Officer

                                  EXHIBIT INDEX


    DESCRIPTION                                 PAGE NUMBER

Annual Statement                                    20

Annual Compliance Certificate                       33

Annual Independent Accountant's Report              35