Form 10-K
period 2001-12-31
TMS MORTGAGE INC
filed 2002-03-29
CIK 906561

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                       Commission file number 033-58128-35
                                              ------------

    HOMEQ (AS REPRESENTATIVE UNDER A POOLING AND SERVICING AGREEMENT DATED AS OF FEBRUARY 28, 2001 PROVIDING FOR THE ISSUANCE OF THE HOMEQ RESIDENTIAL
                            TRUST SERIES 2001-I).

                              HOMEQ SERVICING CORP.
                            THE MONEY STORE/D.C. INC.
                        THE MONEY STORE HOME EQUITY CORP.
                         THE MONEY STORE/MINNESOTA INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                            *                                                        *
-------------------------------------------------------------------      ------------------------------
              (State or other jurisdiction                                 (Trust I.R.S. Employer
            of incorporation or organization)                                Identification No.)

           707 Third Street, West Sacramento, California                            95605
-------------------------------------------------------------------------------------------------------
                 (Address of principal executive offices)                          (Zip Code)

        Registrant's telephone number, including area code (917) 617-1000
                                                           --------------

           Securities registered pursuant to section 12(b) of the Act:

Title of Each Class                                           Name of Each Exchange on which registered
-------------------                                           -----------------------------------------
       NONE                                                                   NONE

           Securities registered pursuant to section 12(g) of the Act:

                                      NONE
                                 --------------
                                (Title of class)

                          * Schedule A attached hereto.

                                   Schedule A

                                                State of                            IRS Employer

Registrant                                      Incorporation                       ID Number
----------                                      -------------                       ---------
HomEq Servicing Corp.

The Money Store/D.C. Inc.                       D.C.                                22-2133027

The Money Store Home Equity Corp.               Kentucky                            22-2522232

The Money Store/Minnesota Inc.                  Minnesota                           22-3003495

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            [X]  Yes       [ ]   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

            Not Applicable.

State the aggregate market value of the Voting Stock held by non-affiliates of the registrant.

            Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2001.

            Not Applicable


                                     PART I

ITEM 1.           BUSINESS

                  Omitted.

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

ITEM 6.           SELECTED FINANCIAL DATA

                  Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Omitted.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Omitted.

ITEM 11.          EXECUTIVE COMPENSATION

                  Omitted.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  Not applicable

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  (a)           None

                  (b)-(d)       Omitted.


                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON
                  FORM 8-K

                  (a)
                           1.    Not applicable.

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

                  (b)-(d)        Omitted.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 29th day of March, 2002.


                                             HOMEQSERVICING CORP.
                                             THE MONEY STORE/D.C. INC.
                                             THE MONEY STORE HOME EQUITY CORP.
                                             THE MONEY STORE/MINNESOTA INC.



                                             By:     /s/ Arthur Q. Lyon
                                             Name:   Arthur Q. Lyon
                                             Title:  Chief Financial Officer

                                  EXHIBIT INDEX


Description                                                    Page Number
-----------                                                    -----------

Annual Statement

Annual Compliance Certificate

Annual Independent Accountant's Report