Form 10-K
period 2002-12-31
TMS MORTGAGE INC
filed 2003-03-31
CIK 906561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 033-58128-35

HOMEQ SERVICING CORPORATION (AS REPRESENTATIVE UNDER A POOLING AND SERVICING AGREEMENT
DATED AS OF FEBRUARY 28, 2001 PROVIDING FOR THE ISSUANCE OF THE HOMEQ
RESIDENTIAL TRUST SERIES 2001-I).

HOMEQ SERVICING CORPORATION
THE MONEY STORE/D.C. INC.
THE MONEY STORE HOME EQUITY CORP.
THE MONEY STORE/MINNESOTA INC.
(Exact name of registrant as specified in its charter)

*	*
(State or other jurisdiction	(Trust I.R.S. Employer
of incorporation or organization)	Identification No.)

707 Third Street, West Sacramento, California	95605
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (917) 617-1000

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which registered
NONE	NONE

Securities registered pursuant to section 12(g) of the Act:

  NONE
(Title of class)

* Schedule A attached hereto.

Schedule A

	State of	IRS Employer
Registrant	Incorporation	ID Number

HomEq Servicing Corporation
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

   Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Not Applicable.

State the aggregate market value of the Voting Stock held by non-affiliates of the registrant.

     Not Applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of December 31, 2002.

     Not Applicable

PART I

Item 1.	BUSINESS

Omitted.

Item 2.	PROPERTIES

Reference is made to the Annual Compliance Certificate attached hereto as Exhibit 20.

Reference is made to the Annual Statement attached hereto as Exhibit 13.

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established trading market for Registrant’s
securities subject to this filing.

Item 6.	SELECTED FINANCIAL DATA

Omitted.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Omitted.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Annual Compliance Certificate attached as
Exhibit 20.

Reference is made to the annual Independent Accountant’s Report on the
Servicer’s compliance with loan servicing standards as prepared by
KPMG Peat Marwick, the Servicer’s and Registrant’s Independent
Certified Public Accountants, accompanied by the Registrant’s
Management Assertion, and attached as Exhibit 99 hereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted.

Item 11.	EXECUTIVE COMPENSATION

Omitted.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Not applicable

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)	None

(b)-(d)	Omitted.

PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)

	1.	Not applicable.

	2.	Not applicable

	3.	Exhibits

	13.	Annual Statement

	99.1	Annual Certification

(b)-(d)	Omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 31st day of March, 2003.

HOMEQ SERVICING CORPORATION THE MONEY STORE/D.C. INC. THE MONEY STORE HOME EQUITY CORP. THE MONEY STORE/MINNESOTA INC.

By: /s/ Arthur Q. Lyon Name: Arthur Q. Lyon Title: President

EXHIBIT INDEX

Description	Page Number

Annual Statement
Annual Certification